Form 10-Q
period 2013-09-30
Annona Energy Inc.
filed 2013-11-14
CIK 1562498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

                        Commission file number 333-187648


                               Annona Energy Inc.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                             2316 A Willemar Avenue
                             Courtenay, B.C. V9N 3M8
                             annona.energy@yahoo.com
          (Address of principal executive offices, including zip code)

                                  (250) 898-8882
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,500,000 shares as of November 13, 2013

ITEM 1. FINANCIAL STATEMENTS

                               ANNONA ENERGY, INC.
                         (An Exploration Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                      September 30,       December 31,
                                                                          2013               2012
                                                                        --------           --------
                                                                                           (Audited)
                                     ASSETS

Current Assets
  Cash                                                                  $  4,552           $  6,982
                                                                        --------           --------
Total Current Assets                                                       4,552              6,982
                                                                        --------           --------

      TOTAL ASSETS                                                      $  4,552           $  6,982
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                      $  1,426           $     --
  Officer advances                                                         5,425                425
                                                                        --------           --------
Total Current Liabilities                                                  6,851                425
                                                                        --------           --------

      TOTAL LIABILITIES                                                    6,851                425
                                                                        --------           --------
Stockholders' Equity (Deficit)
  Common stock, ($0.0001 par value, 75,000,000 shares
   authorized; 7,500,000 shares issued and outstanding
   as of September 30, 2013 and December 31, 2012                            750                750
  Additional paid-in capital                                               6,750              6,750
  Deficit accumulated during exploration stage                            (9,799)              (943)
                                                                        --------           --------
Total Stockholders' Equity (Deficit)                                      (2,299)             6,557
                                                                        --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)               $  4,552           $  6,982
                                                                        ========           ========

                 The accompanying notes are an integral part of
                      these condesed financial statements.

                               ANNONA ENERGY, INC.
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
--------------------------------------------------------------------------------

                                                                            October 22, 2012
                                   Three Months          Nine Months          (inception)
                                   Period Ended         Period Ended            through
                                   September 30,        September 30,        September 30,
                                       2013                 2013                 2013
                                    ----------           ----------           ----------
Operating Costs
  Administrative expenses           $      286           $    3,341           $    4,284
  Professional fees                      1,186                5,515                5,515
                                    ----------           ----------           ----------
Total Operating Costs                    1,472                8,856                9,799
                                    ----------           ----------           ----------

Net Income (Loss)                   $   (1,472)          $   (8,856)          $   (9,799)
                                    ==========           ==========           ==========

Basic earnings per share            $    (0.00)          $    (0.00)          $    (0.00)
                                    ==========           ==========           ==========
Weighted average number of
 common shares outstanding           7,500,000            7,500,000            7,500,000
                                    ==========           ==========           ==========

                 The accompanying notes are an integral part of
                      these condesed financial statements.

                               ANNONA ENERGY, INC.
                         (An Exploration Stage Company)
                        Condensed Statements of Cash Flow
--------------------------------------------------------------------------------

                                                                              October 22, 2012
                                                            Nine Months          (inception)
                                                           Period Ended            through
                                                           September 30,        September 30,
                                                               2013                 2013
                                                             --------             --------
OPERATING ACTIVITIES
  Net loss                                                   $ (8,856)            $ (9,799)
  Changes in operating assets and liabilities:
    Increase in accounts payable                                1,426                1,426
                                                             --------             --------
          Net cash used in operating activities                (7,430)              (8,373)

FINANCING ACTIVITIES
  Increase in officer advances                                  5,000                5,425
  Issuance of common stock                                         --                  750
  Additional paid-in capital                                       --                6,750
                                                             --------             --------
          Net cash provided by financing activities             5,000               12,925

Net increase in cash                                           (2,430)               4,552

Cash at beginning of period                                     6,982                   --
                                                             --------             --------

Cash at end of period                                        $  4,552             $  4,552
                                                             ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                   $     --             $     --
                                                             ========             ========
  Income Taxes                                               $     --             $     --
                                                             ========             ========

                 The accompanying notes are an integral part of
                      these condesed financial statements.

                               ANNONA ENERGY INC.
                     Notes to Condensed Financial Statements
                         (An Exploration Stage Company)
                                   (Unaudited)
                               September 30, 2013
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS

Annona Energy Inc. ("The Company") was incorporated in the State of Nevada on October 22, 2012. The Company is an Exploration Stage Company as defined by Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities." The Company's plan of operations anticipates purchasing at least one oil and gas lease. There is no assurance we will ever be able to acquire an oil and gas lease, or if we do acquire an oil and gas lease, that the oil and gas lease will produce any oil or gas.

NOTE 2.  GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a "going concern" basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2013, the Company had cash of $4,552 and incurred a net loss of $9,799 for the period from October 22, 2012 (inception) to September 30, 2013. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to conduct a public offering of up to 6,000,000 shares of common stock at a price of $0.01 per share or $60,000 (minimum of 3,000,000 shares or $30,000). However, there is no assurance that the offering will be completed.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation. Operating results for the three and nine month period ended September 30,2013 are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2013. These unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities Exchange Commission.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2013, the Company has no cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments, consisting of cash, accounts payable and officer advances approximate their fair value because of the short maturity of these instruments. The Company's operations are outside the United States and some of its future assets and liabilities may have exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of those rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

BASIC AND DILUTED NET LOSS PER SHARE

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method; and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of September 30, 2013, there were no dilutive securities.

EXPLORATION STAGE COMPANY

The Company complies with Financial Accounting Standards Codification ("ASC") 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage enterprise.

INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of September 30, 2013, a full deferred tax asset valuation allowance has been recorded against the deferred tax asset comprising net operating loss carry-forwards due to the uncertainty surrounding their realization within the expiration period.

NOTE 4. RECENT ACCOUNTING PRONOUCEMENTS

Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

NOTE 5. RELATED PARTY TRANSACTIONS

Lawrence Jean, the Company president, provides management and office premises to the Company for no compensation. He will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming S-1 offering. He will also not receive any interest on any funds that he loans to the Company. Mr. Jean has loaned funds to the Company in the amount of $5,425 as of September 30, 2013.

NOTE 6. COMMON SHARES

On November 21, 2012, the Company authorized the issue of 7,500,000 common shares of the Company at par value of $.001 to Lawrence H. Jean, Director and President, for net cash proceeds of $7,500.

As of September 30, 2013 there are total of 7,500,000 common shares of the Company issued and outstanding.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events and transactions for potential recognition or disclosure through November 14, 2013, the date the financial statements were issued, and concluded there were none.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (October 22, 2012) and have incurred $9,799 in expenses through September 30, 2013. For the three month period ended September 30, 2013 we incurred $286 in general and administrative expenses and $1,186 in professional fees. As we were incorporated on October 22, 2012 there are no prior period comparisons available.

For the nine month period ended September 30, 2013 we incurred $3,341 in general and administrative expenses and $5,515 in professional fees.

The following table provides selected financial data about our company at September 30, 2013.

                     Balance Sheet Data:           9/30/13
                     -------------------           -------

                     Cash                          $ 4,552
                     Total assets                  $ 4,552
                     Total liabilities             $ 6,851
                     Shareholders' equity          $(2,299)

Cash provided by financing activities since inception through September 30, 2013 was $7,500 from the sale of 7,500,000 shares of common stock to Lawrence Jean, our officer and director, in November 2012, and $5,425 from funds loaned to the company by Mr. Jean.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2013 was $4,552, with $6,851 in outstanding liabilities, consisting of $1,426 in accounts payable and $5,425 in a long-term note payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $30,000.

PLAN OF OPERATION

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. An exploration stage company is one engaged in the search for oil and gas reserves which are not in either the development or production stage.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and gas. Our only other source for cash at this time is investments by others in our current offering. We must raise cash to implement our project and stay in business. The minimum amount of the current offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more oil and gas leases we can acquire. We will not acquire an oil and gas lease until we raise money from our current offering.

We believe we will need to raise the minimum amount of our current offering of $30,000 in order to acquire one lease with at least one drilled well bore that is currently non-producing and rework it on the property. If we are able to raise more than the minimum offering this would allow us to acquire one or more leases. We have targeted the geographical area of Caddo and Bossier Parishes in northwest Louisiana.

Any oil and gas that may be produced on our lease would be distributed through oil and gas gathering companies in the area. The local operator who we will hire would make the arrangements with the trucking or gathering companies. If we do find a lease with a drilled well bore that is currently non-producing and are able to rework the well, the distribution agreements for oil generally provides for it to be picked up and trucked to point of sale. We would then be paid for our oil at the market price at the time of delivery less any transportation charges from the trucking or gathering company. These charges can range from 5% upward of the market value of the gas, depending on the competition among transmission companies in the area of the wells.

If we are able to find a drilled well bore that is non-producing and is not able to rework it, we would have to suspend operations until we raised more money. If we are unable to raise more money, we may have to cease operations. We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent operators that we will hire. The independent operators will be responsible for reworking the wellbore on the lease and distributing and selling any oil or gas found.

In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find oil and/or gas, we will spend the balance of the year creating a program for development of the property. If we do not find oil and/or gas on the property, we will attempt to locate a new property, raise additional money, and explore the new property.

Our plan of operation for the twelve months following the date of this prospectus is to raise funds from our current offering, secure a lease on a property and complete the re-work and production program while also searching for other affordable leases. Our offering expires on April 2, 2014. Once we receive funding it will take three to four months to secure a lease and get the well operational.

If we are able to raise the full $60,000 from our current offering we anticipate spending $6,000 for the purchase of the lease and the estimated cost of $16,000 for the rework program, we anticipate spending an additional $2,400 (approx. $400 per month) for monthly maintenance fees once the well is operational

(anticipated to begin in month 6), $5,000 on professional fees, including fees payable for complying with reporting obligations. If all proceeds as planned we will also look into purchasing a second lease for $6,000 and the rework and monthly maintenance fees would be comparable to those with our first well. We anticipate having approximately $6,200 in working capital in this scenario. Total expenditures over the next 12 months are expected to be approximately $60,000. We will require the funds from our current offering to proceed.

If we are only able to raise $30,000 to $50,000 we would not purchase a second well lease and our costs would be limited to $6,000 for the lease, $16,000 for rework, $2,400 for maintenance, $5,000 for professional fees and the remainder being working capital.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-187648, at the SEC website at www.sec.gov:

Exhibit No.                         Description
-----------                         -----------

    3.1        Articles of Incorporation*
    3.2        Bylaws*
   31.1        Sec. 302 Certification of Principal Executive Officer
   31.2        Sec. 302 Certification of Principal Financial Officer
   32.1        Sec. 906 Certification of Principal Executive Officer
   32.2        Sec. 906 Certification of Principal Financial Officer
  101          Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Annona Energy Inc.
                                  Registrant


Date  November 13, 2013           By: /s/ Lawrence Jean
                                      ------------------------------------------
                                      Lawrence Jean, Chief Executive Officer,
                                      Chief Financial and Accounting Officer and
                                      Sole Director