Form 10-Q/A
period 2013-09-30
Annona Energy Inc.
filed 2013-11-15
CIK 1562498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,500,000 shares as of November 15, 2013

ITEM 1. FINANCIAL STATEMENTS

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
                                                                        ========           ========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

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
                                    ==========           ==========           ==========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

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
                                                             ========             ========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

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

                                  Annona Energy Inc.
                                  Registrant


Date  November 15, 2013           By: /s/ Lawrence Jean
                                      ------------------------------------------
                                      Lawrence Jean, Chief Executive Officer,
                                      Chief Financial and Accounting Officer and
                                      Sole Director